Form 10QSB
period 2003-06-30
GREER J ALLEN INC
filed 2003-07-15
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2003 was 1,000,000.

                              J. Allen Greer, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2003 (unaudited) and December 31, 2002 ...................... 3

        Unaudited Condensed Statements of Operations for the
        three and six months ended June 30, 2003 and 2002, and cummulative from inception on July 16,1998 through June 30, 2003 ................. 4

        Unaudited Condensed Statements of Cash Flows for the
        three and six months ended June 30, 2003 and 2002, and cummulative from inception on July 16,1998 through June 30, 2003 ................. 5

        Statement of Changes in Stockholders' equity for the period from
        July 16,1998 to June 30, 2003 (unaudited) ............................ 6

         Notes to Financial Statements (unaudited) ........................... 7

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

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 7

                              J. Allen Greer, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                         June 30, December 31,
                                                           2003        2002
                                                    ------------- ------------
                                                      (unaudited)
                                     ASSETS
                                    --------

 ASSETS                                              $          -   $        -
                                                    ============= ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                    $     17,610  $    15,575
                                                    ------------- ------------

       Total Current Liabilities                           17,610       15,575
                                                    ------------- ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                               1,000        1,000
  Paid in capital                                           1,800        1,800
  (Deficit) accumulated during the development stage      (20,410)     (18,375)
                                                    ------------- ------------


Total Stockholders' Equity (Deficit)                      (17,610)     (15,575)
                                                    ------------- ------------

                                                     $          -  $         -
                                                    ============= ============


   The accompanying notes are an integral part of these financial statements

                              J. Allen Greer, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Cummulative
                                                                                        from
                                                                                       July 16,
                                                                                         1998
                                         Three Months Ended    Six Months Ended      (Inception)
                                               March 31,             June 30,             to
                                            2003       2002      2003       2002     June 30, 2003
                                       -----------------------------------------------------------
REVENUES                                $       -  $       -  $       -  $       -  $            -
                                       ---------- ---------- ---------- ---------- ---------------

EXPENSES
   General and administrative                 875        875      2,035      2,585          20,410
                                       ---------- ---------- ---------- ---------- ---------------

   Total expenses                             875        875      2,035      2,585          20,410
                                       ---------- ---------- ---------- ---------- ---------------

NET (LOSS)                              $    (875) $    (875) $  (2,035) $  (2,585) $      (20,410)
                                       ========== ========== ========== ========== ===============

NET (LOSS) PER SHARE                          *          *          *          *
                                       ========== ========== ========== ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             1,000,000  1,000,000  1,000,000  1,000,000
                                       ========== ========== ========== ==========

*  less than $.01 per share



   The accompanying notes are an integral part of these financial statements

                              J. Allen Greer, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Cummulative
                                                                           from
                                                                          July 16,
                                                                           1998
                                                   Six Months Ended    (Inception)
                                                       June 30,            to
                                                    2003       2002   June 30, 2003
                                                ---------- ---------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
   Net (loss) from operations                    $  (2,035) $  (2,585) $     (20,410)
                                                ---------- ---------- --------------

NET CASH (USED BY) OPERATING ACTIVITIES             (2,035)    (2,585)       (20,410)
                                                ---------- ---------- --------------

FINANCING ACTIVITIES
   Shareholder advances                              2,035      2,585         17,610
   Proceeds from sale of common stock                                          2,800
                                                ---------- ---------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            2,035      2,585         20,410
                                                ---------- ---------- --------------

NET INCREASE IN CASH                                     -          -              -

CASH, BEGINNING OF PERIOD                                -          -              -
                                                ---------- ---------- --------------

CASH, END OF PERIOD                              $       -  $       -  $           -
                                                ========== ========== ==============


      The accompanying notes are an integral part of these financial statements

                              J. Allen Greer, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (Deficit)
                                                                                Accumulated
                                                                                During the
                                                     Common Stock      Pain-in  Development
                                                  Shares      Amount    Capital    Stage        Total
                                               ---------------------- ---------- ---------- ----------
Balances, at inception                                   -  $       -  $       -  $       -  $       -
July 16, 1998:
Proceeds from sale of common
   stock at $.01 per share                         200,000        200      1,800                 2,000
Proceeds from sale of common
   stock at par value $.001                        800,000        800                              800
   Net (loss) for the period                                                         (2,385)    (2,385)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 1998                      1,000,000      1,000      1,800     (2,385)       415
   Net (loss) for the year                                                           (2,985)    (2,985)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 1999                      1,000,000      1,000      1,800     (5,370)    (2,570)
   Net (loss) for the year                                                           (2,985)    (2,985)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2000                      1,000,000      1,000      1,800     (8,355)    (5,555)
  Net (loss) for the year                                                            (5,685)    (5,685)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2001                      1,000,000      1,000      1,800    (14,040)   (11,240)
   Net (loss) for the year                                                           (4,335)    (4,335)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2002                      1,000,000      1,000      1,800    (18,375)   (15,575)
(unaudited)
   Net (loss) for the quarter                                                        (1,160)    (1,160)
                                               ----------- ---------- ---------- ---------- ----------

Balances, March 31, 2003 (unaudited)             1,000,000      1,000      1,800    (19,535)   (16,735)
   Net (loss) for the quarter                                                          (875)      (875)
                                               ----------- ---------- ---------- ---------- ----------
Balances, June 30, 2003 (unaudited)              1,000,000  $   1,000  $   1,800  $ (20,410) $ (17,610)
                                               =========== ========== ========== ========== ==========


    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been made. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Date: July 11, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 99.3
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. Allen Greer, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: July 11, 2003                                    Kevin Ericksteen
                                                       Chief Financial Officer

                                  EXHIBIT 99.4
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. Allen Greer, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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