Form 10KSB
period 2001-12-31
GREER J ALLEN INC
filed 2003-11-13
CIK 1140453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No.:  000-32769

                              J. Allen Greer, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                               86-1024734
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

Issuer's telephone number: 602-821-6492

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


                     Common Stock, Par Value $.001 Per Share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ 0

As of December 31, 2001, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, J. Allen Greer, Inc. is referred to herein as the "Company" or "We."

                               TABLE OF CONTENTS
                                                                            Page
Part I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  3
                The Company .................................................  3
                Business of the Company .....................................  3
                Employees ...................................................  3
ITEM 2  DESCRIPTION OF PROPERTIES ...........................................  3
ITEM 3  LEGAL PROCEEDINGS ...................................................  3
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS .............  3
ITEM 5  MARKET FOR  REGISTRANT'S  COMMON EQUITY & RELATED  STOCKHOLDER
        MATTERS .............................................................  3
                Market ......................................................  3
                Holders .....................................................  3
                Dividends ...................................................  3
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION &
        RESULTS OF OPERATION ................................................  4
                Plan of Operation ...........................................  4
                Forward-Looking Statements ..................................  4
ITEM 7  FINANCIAL STATEMENTS ................................................  5
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 12

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 13
                The Directors and Officers of the Company ................... 13
                Compliance with Section 16(a) of the Exchange Act ........... 13
ITEM 10 EXECUTIVE COMPENSATION .............................................. 13
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 13
                Security Ownership of Beneficial Owners ..................... 14
                Security Ownership of Management ............................ 14
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 14
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 14
                Exhibits .................................................... 14
                Reports on Form 8-K ......................................... 14
SIGNATURES .................................................................. 15

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   The Company

J. Allen Greer, Inc. (the "Company") is a Nevada corporation formed on July 16, 1998. Its principal place of business is located at 8776 East Shea, Suite B3A323, Scottsdale, AZ 85260. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

                            Business of the Company

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.


                                    Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as he determines necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2001, there were approximately 37 holders of record of the Company's common stock.

                                    Dividends

The Company has not declared any cash dividends within the past two years of its common stock, nor does the Company anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

                                Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Financial Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

                           Forward-Looking Statements

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Financial Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

ITEM 7. FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT ............................................... F-1

BALANCE SHEET .............................................................. F-2

STATEMENTS OF OPERATIONS ................................................... F-3

STATEMENTS OF STOCKHOLDERS' EQUITY ......................................... F-4

STATEMENTS OF CASH FLOWS ................................................... F-5

NOTES TO FINANCIAL STATEMENTS .............................................. F-6

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
J. Allen Greer, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of J. Allen Greer, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2001, and for the period from July 16, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J. Allen Greer, Inc., as of December 31, 2001, and the results of its operations and its cash flows for each of each of the years in the two year period ended December 31, 2001 and for the period from July 16, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Braverman & Company, P.C.
Prescott, Arizona
January 15, 2002
                                      F-1

                              J. Allen Greer, Inc.
                         ( a Development Stage Company)
                                 BALANCE SHEET
                               December 31, 2001

                                                            December 31,
                                                                 2001
                                                          --------------



                                     ASSETS
                                    --------



TOTAL ASSETS                                               $           -
                                                          --------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities-shareholder advances                   $      11,240
                                                          --------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
      authorized, 1,000,000 issued and outstanding                 1,000
   Paid-in capital                                                 1,800
   (Deficit) accumulated during the development stage            (14,040)
                                                          --------------

Total Stockholders' Equity (Deficit)                             (11,240)
                                                          --------------


                                                           $           -
                                                          ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. Allen Greer, Inc.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                  from July 16
                                                                      1998
                                                                   (Inception)
                                            Years Ended                to
                                             December 31,          December 31,
                                   ----------------------------- --------------
                                          2001           2000           2001
                                   -------------- -------------- --------------
REVENUE                             $           -  $           -  $           -
                                   -------------- -------------- --------------

EXPENSES:
   General and administrative               5,685          2,985         14,040
                                   -------------- -------------- --------------

   Total Expenses                           5,685          2,985         14,040
                                   -------------- -------------- --------------

NET (LOSS)                          $      (5,685) $      (2,985) $     (14,040)
                                   ============== ============== ==============

NET (LOSS) PER COMMON SHARE-Basic   $       (0.01)          *
                                   ============== ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            1,000,000      1,000,000
                                   ============== ==============

* less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. Allen Greer, Inc.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                   (Deficit)
                                                                                  Accumulated
                                               Common Stock                        During the
                                    -----------------------------    Paid-in      Development
                                         Shares        Amount        Capital         Stage         Total
                                    -------------- -------------- -------------- -------------- --------------
Balances, at inception                           -  $           -  $           -  $           -  $           -
Proceeds from sale of common
   stock at $.01 per share                 200,000            200          1,800                         2,000
Proceeds from sale of common
   stock at par value $.001                800,000            800                           800
   Net (loss) for the period                                                             (2,385)        (2,385)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 1998              1,000,000          1,000          1,800         (2,385)           415
  Net (loss) for the year                                                                (2,985)        (2,985)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 1999              1,000,000          1,000          1,800         (5,370)        (2,570)
  Net (loss) for the year                                                                (2,985)        (2,985)
                                    -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2000              1,000,000          1,000          1,800         (8,355)        (5,555)
  Net (loss) for the year                                                                (5,685)        (5,685)
                                    -------------- -------------- -------------- -------------- --------------
Balances, December 31, 2001              1,000,000  $       1,000  $       1,800  $     (14,040) $     (11,240)
                                    ============== ============== ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. Allen Greer, Inc.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                           Cumulative
                                                                                          from July 16,
                                                                                              1998
                                                                    Years Ended             Inception
                                                                    December 31,               to
                                                            ----------------------------   December 31,
                                                                 2001           2000           2001
                                                           -------------- -------------- --------------
CASH FLOWS FROMOPERATING ACTIVITIES
   Net (loss) from operations                               $      (5,685) $      (2,985)  $    (14,040)

                                                           -------------- -------------- --------------

      Net Cash (Used) by Operating Activities                      (5,685)        (2,985)       (14,040)
                                                           -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Shareholder advances                                             5,685          2,985         11,240
   Proceeds from sale of common stock                                                             2,800
                                                           -------------- -------------- --------------

       Net Cash From Financing Activities                           5,685          2,985         14,040
                                                           -------------- -------------- --------------

NET INCREASE IN CASH                                                    -              -              -

CASH, beginning of period                                               -              -              -
                                                           -------------- -------------- --------------

CASH, end of period                                         $          -   $           -  $           -
                                                           ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. Allen Greer, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

J. Allen Greer, Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company. The Company's objective is to merge with a company whose operations will be sufficient to sustain positive cash flows and achieve profitable operations. Its year-end is December 31.

Going Concern
-------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes
------------

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.


For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2001, accumulated deductible expenses incurred since inception of $14,040, resulted in a $2,808 deferred tax asset. For 2000, the deferred tax benefit and valuation allowance were $597. A valuation allowance of $2,808 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share
--------------------------------

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.


NOTE 2 - RELATED PARTY TRANSACTIONS

Operating expenses since inception include amounts incurred by the Company for management services, office expenses, filing, resident agent and auditing and accounting fees. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid or provided at fair market valued by the principal shareholder using the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800. As of December 31, 2001, the Company was indebted to its shareholders for $11,240 on an unsecured and non-interest bearing basis.


ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                       Age                      Positions and Offices Held
----------------           ---                      --------------------------
Kevin Ericksteen           28                       Director/President

Deanna Olson               31                       Secretary, Treasurer and
                                                    Director


Kevin Ericksteen has been President and Director since January 12, 1999. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona. As Consultant at PalamesaInvestments in Kamloops, British Columbia, Mr. Ericksteen analyzed business opportunities, focusing on real estate feasibility as well as various chosen projects. As President at Palamesa Investments, his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange.

Deanna Olson has been Secretary and Director since January 12, 1999. Ms. Olson attended University College of the Cariboo in Kamloops, British Columbia. For the last five years she has worked as an administrative assistant for various publicly and privately held companies.

                Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of equity  securities  registered  pursuant to
Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officers and directors did not receive any salary, wage or other compensation. During the current fiscal year, the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2001, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   400,000    Direct                40 %

Deanna Olson        Common   400,000    Direct                40 %

--------------------------------------------------------------------------------
TOTAL
Common Shares: 800,000

Security Ownership of Management:
---------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   3,325,000  Direct                40 %
Director/President

Deanna Olson        Common   3,000,000  Direct                40 %
Secretary/Treasurer

--------------------------------------------------------------------------------
TOTAL
Common Shares: 800,000

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                    Exhibits

     (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.1     Articles of Incorporation*

10.2     Bylaws*

* Incorporated by Reference on Form 10SB12G filed May 15, 2001, and amended on May 24, 2001.

31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1 Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.1 Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

J. Allen Greer, Inc.

Dated: October 31, 2003

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        President

By: /s/ Dianna Olson
    ---------------------
        Dianna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 31, 2003

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        Director

By: /s/ Dianna Olson
    ---------------------
        Dianna Olson
        Director