Form 10QSB
period 2004-09-30
GREER J ALLEN INC
filed 2004-11-03
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                       Commission file number: 000-32773

                              J. ALLEN GREER, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                               86-1024816
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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2004 was 1,000,000.

                              J. ALLEN GREER, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

Part I    Financial Information

  Item 1. Financial Statements:

          Condensed Balance Sheets
          September 30, 2004 (unaudited) and December 31, 2003 ................3

          Unaudited Condensed Statements of Operations for the
          three and nine months ended September 30, 2004 and 2003,
          and cummulative from inception on July 16,1998
          through September 30, 2004 ..........................................4

          Unaudited Condensed Statements of Cash Flows for the
          nine months ended September 30, 2004 and 2003, and cummulative from inception on July 16,1998 through September 30, 2004 ...........5

          Statement of Stockholders' equity for the period from
          July 16,1998 to September 30, 2004 (unaudited).......................6

          Notes to Financial Statements (unaudited) ...........................7

  Item 2. Plan of operation ...................................................7

Part II   Other Information

  Item 1. Legal Proceedings....................................................7

  Item 2. Change in Securities.................................................7

  Item 3. Exhibits and Reports on Form 8-K ....................................7

  Signatures...................................................................8

Part I Financial Information

Item 1. Financial Statements



                              J. ALLEN GREER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                September 30,  December 31,
                                                    2004           2003
                                               -------------- --------------
                                                (unaudited)
                                      ASSETS
                                  -------------

 ASSETS                                         $           -  $           -
                                               ============== ==============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------


CURRENT LIABILITIES

       Accounts payable, Officers               $      20,067 $       19,933
                                               -------------- --------------

       Total Current Liabilities                       20,067         19,933
                                               -------------- --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                           1,000          1,000
Paid in capital                                         1,800          1,800
     (Deficit) accumulated during the                 (27,867)       (22,733)
       development stage
                                               -------------- --------------
Total Stockholders' Equity (Deficit)                  (20,067)       (19,933)
                                               -------------- --------------

                                                $           - $            -
                                               ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. ALLEN GREER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Cummulative
                                                                                 from
                                                                                July 16,
                                                                                 1998
                                   Three Months Ended    Nine Months Ended    (Inception)
                                     September 30,          September 30,         to
                                 ----------------------------------------------------------------
                                    2004       2003      2004        2003    September 30, 2004
                                 ----------------------------------------------------------------
REVENUES                          $       -  $      -  $       -  $        -     $        -
                                 ----------------------------------------------------------------

EXPENSES
   General and administrative         1,416      1,285      5,134       3,320         27,867
                                 ---------- ---------- ---------- ----------- --------------
   Total expenses                     1,416      1,285      5,134       3,320         27,867
                                 ---------- ---------- ---------- ----------- --------------

NET (LOSS)                        $  (1,416) $  (1,285) $  (5,134)   $ (3,320)    $  (27,867)
                                 ---------- ---------- ---------- ----------- --------------

NET (LOSS) PER SHARE                  *          *         *          *

WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING       1,000,000  1,000,000  1,000,000   1,000,000
                                 ========== ========== ========== ===========

*  less than $.01 per share


                              J. ALLEN GREER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Cumulative
                                                                             from
                                                                            July 16,
                                                  Nine Months Ended          1998
                                                     September 30,        (Inception)
                                               -------------------------      to
                                                   2004         2003    September 30, 2004
                                              ------------ -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
         Net (loss) from operations             $   (5,134) $   (3,320)  $     (27,867)
                                               ----------- ----------- ---------------

NET CASH (USED BY) OPERATING ACTIVITIES             (5,134)     (3,320)        (27,867)
                                               ----------- ----------- ---------------
FINANCING ACTIVITIES
         Shareholder advances                        5,134       3,320          27,867
         Proceeds from sale of common stock                                      2,800
                                               ----------- ----------- ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            5,134       3,320          27,867
                                               ----------- ----------- ---------------
NET INCREASE IN CASH                                     -           -               -

CASH, BEGINNING OF PERIOD                                -
                                               ----------- ----------- ---------------
CASH, END OF PERIOD                             $        -  $        -    $          -
                                               =========== ============ ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. ALLEN GREER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     (Deficit)
                                                                    Accumulated
                                    Common Stock                     During the
                               -----------------------   Paid-in    Development
                                  Shares    Amount       Capital      Stage       Total
                               ----------- ----------- ----------- ----------- -----------

Balances, at inception          $           $           $           $            $
 July 16,1998                   ----------- ----------- ----------- ----------- -----------
Proceeds from sale of common
  stock at $.01 per share          200,000         200       1,800                   2,000
Proceeds from sale of common
  stock at par value $.001         800,000         800                                 800
  Net (loss) for the period                                             (2,385)     (2,385)
                               ----------- ----------- ----------- ----------- -----------

Balances, December 31, 1998      1,000,000       1,000       1,800      (2,385)        415
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 1999      1,000,000       1,000       1,800      (5,370)     (2,570)
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2000      1,000,000       1,000       1,800      (8,355)     (5,555)
  Net (loss) for the year                                               (5,685)     (5,685)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2001      1,000,000       1,000       1,800     (14,040)    (11,240)
  Net (loss) for the year                                               (4,335)     (4,335)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2002      1,000,000       1,000       1,800     (18,375)    (15,575)
  Net (loss) for the year                                               (4,358)     (4,358)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2003      1,000,000       1,000       1,800     (22,733)    (19,933)
(unaudited)
  Net (loss) for nine months                                            (5,134)     (5,134)
  ended September 30, 2004
                               ----------- ----------- ----------- ----------- -----------
Balances, September 30,  2004
(unaudited)                     $1,000,000  $    1,000  $    1,800  $  (27,867)  $ (25,067)
                               =========== =========== =========== =========== ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              J. ALLEN GREER, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.




ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no substantially earned revenues since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.



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


J. ALLEN GREER, INC.
(Registrant)

Date: September  30, 2004
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

Date: September  30, 2004
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

Date: September  30, 2004
/s/   Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. ALLEN GREER, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: September  30, 2004                             Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. ALLEN GREER, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2004. as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: September  30, 2004                              Kevin Ericksteen
                                                       Chief Executive Officer