Form 10QSB
period 2005-06-30
GREER J ALLEN INC
filed 2005-09-01
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                       Commission file number: 000-32759


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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2005 was 1,000,000.

                               J ALLEN GREER INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                TABLE OF CONTENTS


Part I    Financial Information                                           Page

  Item 1. Financial Statements:

          Condensed Balance Sheets
          June 30, 2005 (unaudited) and December 31, 2004......................3

          Unaudited Condensed Statements of Operations for the
          three and six months ended June 30, 2005 and 2004,
          and cumulative from inception on July 16,1998
          through June 30, 2005................................................4

          Unaudited Condensed Statements of Cash Flows for the
          three and six months ended June 30, 2005 and 2004, and cumulative from inception on July 16, 1998 through June 30, 2005................5

          Statement of Stockholders' equity for the period from
          July 16,1998 to June 30, 2005 (unaudited)............................6

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

  Item 1. Legal Proceedings....................................................7

  Item 2. Change in Securities.................................................7

  Item 6. Exhibits and Reports on Form 8-K ....................................7

  Signatures...................................................................8

Part I Financial Information

Item 1. Financial Statements




                               J ALLEN GREER INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS





                                                       June 30,     December 31,
                                                          2005        2004
                                                     ------------  ------------
                                                      (unaudited)
                                     ASSETS
                                    --------
 ASSETS                                               $         -   $         -
                                                     ============ =============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

       Accounts payable, Officers                     $    30,284   $    26,538
                                                     ------------  ------------
       Total Current Liabilities                           30,284        26,538
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                               1,000         1,000
Paid in capital                                             1,800         1,800
 (Deficit) accumulated during the
   development stage                                      (33,084)      (29,338)

Total Stockholders' Equity (Deficit)                      (30,284)      (26,538)
                                                     ------------  ------------
                                                      $         -   $         -
                                                     ============  ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               J ALLEN GREER INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                        Cumulative
                                                                                           from
                                    Three Months Ended        Six Months Ended        July 16, 1998
                                         June 30,                 June 30,             (Inception)
                                 ------------ ------------ ------------ ------------       to
                                     2005        2004          2005      2004          June 30, 2005
                                 ------------ ------------ ------------ ------------ -----------------
REVENUES                          $         -  $         -  $         -  $         -    $            -
                                 ------------ ------------ ------------ ------------ -----------------
EXPENSES
   General and administrative           1,291        1,291        3,746        3,718            33,084
                                 ------------ ------------ ------------ ------------ -----------------

   Total expenses                       1,291        1,291        3,746        3,718            33,084
                                 ------------ ------------ ------------ ------------ -----------------

NET (LOSS)                        $    (1,291) $    (1,291) $    (3,746) $    (3,718)   $      (33,084)
                                 ============ ============ ============ ============ =================

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
                                 ============ ============ ============ ============

*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               J ALLEN GREER INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Cumulative
                                                                              from
                                                                             July 16,
                                                                              1998
                                                    Six Months Ended        (Inception)
                                                        June 30,               to
                                               ------------ ------------ -----------------
                                                   2005        2004        June 30, 2005
                                               ------------ ------------ -----------------
OPERATING ACTIVITIES
         Net (loss) from operations             $    (3,746) $    (3,718)   $      (33,084)
                                               ------------ ------------ -----------------

NET CASH (USED BY) OPERATING ACTIVITIES              (3,746)      (3,718)          (33,084)
                                               ------------ ------------ -----------------
FINANCING ACTIVITIES
         Shareholder advances                         3,746        3,718            30,284
         Proceeds from sale of common stock                                          2,800
                                               ------------ ------------ -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             3,746        3,718            33,084
                                               ------------ ------------ -----------------
NET INCREASE IN CASH                                      -            -                 -
CASH, BEGINNING OF PERIOD                                                                -
                                               ------------ ------------ -----------------
CASH, END OF PERIOD                             $         -   $        -   $             -
                                               ============ ============ =================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               J ALLEN GREER INC.
                         ( a Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                   (Deficit)
                                                                   Accumulated
                                    Common Stock                   During the
                               -----------------------  Paid-in   Development
                                 Shares     Amount      Capital       Stage       Total
                               -----------------------------------------------------------
Balances, at inception
July 16, 1998:                          -    $       -   $       -  $        -   $       _
Proceeds from sale of common
  stock at $.01 per share          200,000         200       1,800                   2,000
Proceeds from sale of common
                               ----------- ----------- ----------- ----------- -----------
  stock at par value $.001         800,000         800                                 800
  Net (loss) for the period                                             (2,385)     (2,385)
                               ----------- ----------- ----------- ----------- -----------
 Balances, December 31, 1998     1,000,000       1,000       1,800      (2,385)        415
  Net (loss) for the year                                               (2,985)     (2,985)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 1999      1,000,000       1,000       1,800      (5,370)     (2,570)
  Net (loss) for the year                                              (2,985)     ( 2,985)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2000      1,000,000       1,000       1,800      (8,355)     (5,555)
  Net (loss) for the year                                               (5,685)     (5,685)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2001      1,000,000       1,000       1,800     (14,040)    (11,240)
  Net (loss) for the year                                               (4,335)     (4,335)
                               ----------- ----------- ----------- ----------- -----------

Balances, December 31, 2002      1,000,000       1,000   $   1,800     (18,375)    (15,575)
  Net (loss) for the year                                               (4,358)     (4,358)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2003      1,000,000   $   1,000   $   1,800  $  (22,733)  $ (19,933)
  Net (loss) for the year                                               (6,605)     (6,605)
                               ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2004      1,000,000   $   1,000   $   1,800  $  (29,338)  $ (26,538)
(unaudited)
  Net (loss) for six months                                             (3,746)     (3,746)
                               ----------- ----------- ----------- ----------- -----------
Balances,
June 30, 2005 (unaudited)        1,000,000   $   1,000   $   1,800  $  (33,084)  $ (30,284)
                               =========== =========== ===========  ========== ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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


J ALLEN GREER INC.
(Registrant)

Date: August 26, 2005
By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

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

Date: August 26, 2005
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: August 26, 2005
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report ofJ ALLEN GREER INC. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: August 26 , 2005                                Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J ALLEN GREER INC.(the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: August 26, 2005                                  Kevin Ericksteen
                                                       Chief Executive Officer