Form 10KSB/A
period 2005-12-31
GREER J ALLEN INC
filed 2006-05-11
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                  FIRST AMENDED


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


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required under the Exchange Act, Rule 13a-15(b), our management, including our President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this report. As defined under the Exchange Act in Rules 13a-15(e) and 15d-15(e), disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to the limited operations of the company and the nature of our business this process is relatively simple although we do ensure compliance. Our President is currently the only active participant in the company therefore and information required to be disclosed is known and recorded immediately. There is no communication needed from employees as there are none. We rely on quarterly evaluations as to our disclosure policy and retain legal personnel as consultants in overseeing the accuracy and timeliness of our periodic reports.

Based on this evaluation, our President has made the conclusion that our disclosure procedures and controls were effective as of the end of the period covered by this report. Having said this, no matter what the system of control is, it can only provide reasonable assurance and not absolute assurance as to the system requirements. These controls were designed to provide reasonable assurance as to the timeliness and adequacy of the information required within the Forms of the SEC.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, concluding the end fiscal year, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2005, we incurred $ 2516.66 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

During fiscal year ended December 31, 2004, we incurred approximately $2,800 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

During fiscal year ended December 31, 2005, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

J. Allen Greer, Inc.


Dated: May 11, 2006


By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        President

By: /s/ Deanna Olson
    ---------------------
        Deanna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 11, 2006


By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        Director

By: /s/ Deanna Olson
    ---------------------
        Deanna Olson
        Director