Form 10QSB
period 2006-09-30
GREER J ALLEN INC
filed 2006-11-13
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of  September 30, 2006 was 1,000,000.

J ALLEN GREER, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets September 30, 2006 (unaudited) and December 31, 2005	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and cumulative from inception on July 16,1998 through September 30, 2006	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and cumulative from inception on July 16, 1998 through September 30, 2006	5

	Statement of Stockholders' Equity (Deficit) for the period from July 16,1998 to September 30, 2006 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of operation	7

Part II	Other Information	7

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 6.	Exhibits and Reports on Form 8-K	7

	Signatures	7

	Certifications	8 - 10

J ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable, Officers	$38,675	$33,128

Total Current Liabilities	38,675	33,128

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Paid in capital	1,800	1,800
(Deficit) accumulated during the development stage	(41,475)	(35,928)

Total Stockholders' Equity (Deficit)	(38,675)	(33,128)

	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					from
					July 16,
					1998
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		to
	2006	2005	2006	2005	September 30, 2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,487	1,416	5,547	5,162	41,475

Total expenses	1,487	1,416	5,547	5,162	41,475

NET (LOSS)	$(1,487)	$(1,416)	$(5,547)	$(5,162)	$(41,475)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			July 16,
			1998
	Nine Months Ended		(Inception)
	September 30,		to
	2006	2005	September 30, 2006

OPERATING ACTIVITIES
Net (loss) from operations	$(5,547)	$(5,162)	$(41,475)

NET CASH (USED BY) OPERATING ACTIVITIES	(5,547)	(5,162)	(41,475)

FINANCING ACTIVITIES
Shareholder advances	5,547	5,162	38,675
Proceeds from sale of common stock			2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,547	5,162	41,475

NET INCREASE IN CASH	(0)	0	-

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$(0)	$0	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)

Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)
(unaudited)
Net (loss) for the period				(5,547)	(5,547)

Balances, September 30, 2006 (unaudited)	1,000,000	$1,000	$1,800	$(41,475)	$(38,675)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2006 and the results of its operations and cash flows for the nine months ended September 30, 2006 and 2005 have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Date: November 8, 2006

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

Date: November 8, 2006

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November  8, 2006

/s/ Kevin Ericksteen
Kevin Ericksteen
Chief Financial Officer & Director

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  J ALLEN GREER, INC., (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kevin Ericksteen
Kevin Ericksteen
Chief Executive Officer and Chief Financial Officer

Date: November 8, 2006