Form 10QSB
period 2007-09-30
GREER J ALLEN INC
filed 2007-12-27
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2007 was 1,000,000.

J ALLEN GREER, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets September 30, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and cumulative from inception on July 16, 1998 through September 30, 2007	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and cumulative from inception on July 16, 1998 through September 30, 2007	5

	Statement of Stockholders' Deficit for the period from July 16,1998 to September 30, 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of Operation	8

Part II	Other Information	8

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities	8

Item 6.	Exhibits and Reports on Form 8-K	8

	Signatures	8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

J. ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$46,053	$39,864

Total Current Liabilities	46,053	39,864

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 1,000,000 issued and
outstanding	1,000	1,000
Paid in capital	1,800	1,800
Accumulated deficit during the development stage	(48,853)	(42,664)

Total Stockholders' accumulated Deficit	(46,053)	(39,864)

	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J. ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					July 16,
					1998
	For The Three Months Ended		For The Nine Months Ended		(Inception)
	September 30,		September 30,		to
	2007	2006	2007	2006	September 30, 2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,599	1,487	6,189	5,547	48,853

Total expenses	1,599	1,487	6,189	5,547	48,853

NET (LOSS)	$(1,599)	$(1,487)	$(6,189)	$(5,547)	$(48,853)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J. ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			July 16,
			1998
	For The Nine Months Ended		(Inception)
	September 30,		to
	2007	2006	September 30, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(6,189)	$(5,547)	$(48,853)

NET CASH (USED BY) OPERATING ACTIVITIES	(6,189)	(5,547)	(48,853)

FINANCING ACTIVITIES
Accounts payable, related parties	6,189	5,547	46,053
Proceeds from sale of common stock	-	-	2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,189	5,547	48,853

NET INCREASE IN CASH	(0)	0	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$(0)	$0	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J. ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Accumulated Deficit
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common
stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common
stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)

Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)

Net (loss) for the year				(6,736)	(6,736)

Balances, December 31, 2006	1,000,000	1,000	1,800	(42,664)	(39,864)
(unaudited)
Net (loss) for the nine months				(6,189)	(6,189)

Balances, September 30, 2007 (unaudited)	1,000,000	$1,000	$1,800	$(48,852)	$(46,052)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

J. ALLEN GREER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006 have been made.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Date: December 21, 2007

By:/s/  Kevin Ericksteen

Kevin Ericksteen
President and Director