Form 10KSB/A
period 2007-12-31
GREER J ALLEN INC
filed 2008-09-08
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB /A
1st Amendment

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

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for adequate control and review of such financial reporting. As of December 31, 2007, our company’s Chief Executive Officer and Chief Financial Officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls during the most recent year ended December 31, 2007, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

J. Allen Greer, Inc.

Date: September 5, 2008	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title President

Date: September 5, 2008	By:	/s/ Deanna Olson
Deanna Olson
Title Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 5, 2008	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title Director

Date: September 5, 2008	By:	/s/ Deanna Olson
Deanna Olson
Title Director