Form 10KSB/A
period 2007-12-31
GREER J ALLEN INC
filed 2008-09-18
CIK 1140453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
2nd Amendment

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

ITEM 8A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

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

J. Allen Greer, Inc.

Date: September 18, 2008	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title President

Date: September 18, 2008	By:	/s/ Deanna Olson
Deanna Olson
Title Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 18, 2008	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title Director

Date: September 18, 2008	By:	/s/ Deanna Olson
Deanna Olson
Title Director